Form 10-Q
period 2021-06-30
Lead Edge Growth Opportunities, Ltd
filed 2021-08-12
CIK 1834628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

96 Spring Street, 5th Floor

New York, NY 10012

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

As of August 11, 2021, there were 13,433,970 units, 21,066,030 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$964,678	$—
Prepaid expenses	797,298	—
Total Current Assets	1,761,976	—

Deferred offering costs	—	94,000
Derivative Asset – Forward Purchase Agreement	1,164,000	—
Cash and investments held in Trust Account	345,006,682	—
TOTAL ASSETS	$347,932,658	$94,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$227,705	$—
Accrued offering costs	65,256	74,000
Total Current Liabilities	292,961	74,000

Warrant liabilities	24,124,501	—
Deferred underwriting fee payable	12,075,000	—
Total Liabilities	36,492,462	74,000

Commitments

Class A ordinary shares, $0.0001 par value, 30,644,019 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	306,440,190	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized; 3,855,981 and no shares issued and outstanding (excluding 30,644,019 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	386	—
Class B ordinary shares, $0.0001 par value; 35,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	9,014,726	24,137
Accumulated deficit	(4,015,969)	(5,000)
Total Shareholders’ Equity	5,000,006	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$347,932,658	$94,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$261,106	$423,338
Loss from operations	(261,106)	(423,338)

Other income (expense):
Change in fair value of Derivative Asset – Forward Purchase Agreement	923,000	878,000
Initial classification of Derivative Asset – Forward Purchase Agreement	—	286,000
Transaction costs incurred in connection with warrant liabilities	—	(588,646)
Change in fair value of warrant liabilities	(4,169,667)	(4,169,667)
Interest earned on investments held in Trust Account	6,682	6,682
Total other expense, net	(3,239,985)	(3,587,631)

Net loss	$(3,501,091)	$(4,010,969)

Weighted average shares outstanding of Class A redeemable ordinary shares	33,900,000	33,581,633
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	8,475,000	8,062,500
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.41)	$(0.50)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Sale of 30,000,000 Units, net of underwriting discounts, initial value of public warrants and offering expenses	30,000,000	3,000	—	—	273,407,999	—	273,410,999

Cash received in excess of fair value of private warrants	—	—	—	—	906,666	—	906,666

Class A ordinary shares subject to redemption	(26,882,778)	(2,688)	—	—	(268,825,092)	—	(268,827,780)

Net loss	—	—	—	—	—	(509,878)	(509,878)

Balance – March 31, 2021	3,117,222	$312	8,625,000	$863	$5,513,710	$(514,878)	$5,000,007

Sale of 4,500,000 Units, net of underwriting discounts and offering expenses	4,500,000	450	—	—	41,017,050	—	41,017,500
Cash received in excess of fair value of private warrants	—	—	—	—	96,000	—	96,000
Change in Class A ordinary shares subject to redemption	(3,761,241)	(376)	—	—	(37,612,034)	—	(37,612,410)

Net loss	—	—	—	—	—	(3,501,091)	(3,501,091)

Balance – June 30, 2021	3,855,981	$386	8,625,000	$863	$9,014,726	$(4,015,969)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(4,010,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,169,667
Interest earned on Investments held in Trust Account	(6,682)
Change in fair value of Derivative Asset – Forward Purchase Agreement	(878,000)
Initial classification of Derivative Asset – Forward Purchase Agreement	(286,000)
Transaction costs incurred in connection with warrant liabilities	588,646
Changes in operating assets and liabilities:
Prepaid expenses	(797,298)
Accounts payable and accrued expenses	227,705
Net cash used in operating activities	(992,931)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	9,400,000
Proceeds from promissory note – related party	87,500
Repayment of promissory note – related party	(182,390)
Payment of offering costs	(447,501)
Net cash provided by financing activities	346,957,609

Net Change in Cash	964,678
Cash – Beginning of period	—
Cash – End of period	$964,678

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$65,256
Offering costs paid through promissory note	$94,890
Initial classification of Class A ordinary shares subject to possible redemption	$269,035,010
Change in value of Class A ordinary shares subject to possible redemption	$37,405,180
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3. On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option, an additional 4,500,000 Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Lead Edge SPAC Management, LLC (the “Sponsor”), generating gross proceeds of $8,500,000, which is described in Note 4. On April 13, 2021, in connection with the underwriters’ fully exercising the over-allotment option, an additional 600,000 Private Placement Warrants were sold to the Sponsor.

Transaction costs amounted to $19,602,647, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $627,647 of other offering costs.

Following the closing of the Initial Public Offering on March 25, 2021 and the exercise of the over-allotment on April 13, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, which invest only in direct U.S. government treasury obligations, meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the distribution of the Trust Account, as described below.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination.

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

JUNE 30, 2021

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 24, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant and Forward Purchase Agreement (“FPA”) Assets and Liabilities

The Company accounts for the warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants and FPA as assets or liabilities at their fair value and adjust the warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model and the FPA asset is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net Income (Loss) per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,682	$6,682
Redeemable Net Earnings	$6,682	$6,682
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	33,900,000	33,581,633
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(3,501,091)	$(4,010,969)
Redeemable Net Earnings	(6,682)	(6,682)
Non-Redeemable Net Loss	$(3,507,273)	$(4,017,651)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares (1)
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	8,475,000	8,062,500
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.41)	$(0.50)

(1)	For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 7).

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8). On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option, an additional 4,500,000 Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,500,000, in a private placement. On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option, an additional 600,000 Private Placement Warrants were sold to the Sponsor. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”). The Founder Shares include an aggregate of up to 1,125,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 13, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 22, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. For the three and six months ended June 30, 2021, the Company incurred no fees for these services.

Promissory Note — Related Party

On December 16, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 and the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $182,390 was repaid at the closing of the Initial Public Offering on March 25, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 3,855,981 and no Class A ordinary shares issued and outstanding, excluding 30,644,019 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 35,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 13, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

At June 30, 2021, there were 6,266,667 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2021, assets held in the Trust Account were comprised of $1,122 in cash and $345,005,560 in U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company did not withdraw interest income from the Trust Account. There were no amounts held in trust at December 31, 2020.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at June 30, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2021	U.S. Treasury Bills (Mature on 09/23/2021)	1	$345,005,560	$(15,815)	$344,989,745

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Derivative Asset - FPA	3	$1,164,000	$—

Liabilities:
Warrant Liability – Public Warrants	1	$13,972,500	—
Warrant Liability – Private Placement Warrants	3	$10,152,001	—

The Warrants and FPA were accounted for as assets or liabilities in accordance with ASC 815-40 and are presented within derivative asset-FPA and warrant liabilities on the accompanying June 30, 2021 condensed balance sheet. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the accompanying unaudited condensed statements of operations.

The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model and the FPA asset is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. The Private Warrants and FPA asset are classified as Level 3 due to the use of unobservable inputs. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

At June 30, 2021, the Public Warrants are value using their observable trading price.

The key inputs into the binomial lattice model for the Private Placement Warrants are as follows:

	June 30, 2021	March 25, 2021 (initial measurement)
Risk-free interest rate	0.25%	0.9%
Expected Term	5.5	5.5
Exercise price	$11.50	$11.50
Unit Price	$9.78	$9.65

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 of the fair value hierarchy:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 25, 2021	10,050,000	7,593,334	17,643,334
Change in fair value	—	—	—
Fair value as of March 31,2021	10,050,000	$7,593,334	$17,643,334
Initial Measurement of Over-Allotment	804,000	1,507,500	2,311,500
Change in fair value	(701,999)	4,871,666	4,169,667
Transfer to Level 1	—	(13,972,500)	(13,972,500)
Fair value as of June 30, 2021	$10,152,001	$—	$10,152,001

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $13,972,500.

The following table presents the changes in the fair value of FPA Derivative asset:

FPA Derivative
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	286,000
Change in valuation fair value	878,000
Fair value as of June 30, 2021	$1,164,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $3,501,091, which consists of general and administrative expenses of $261,106 and change in fair value of warrant liability of $4,169,667, offset by change in fair value of derivative asset – FPA of $923,000 and interest earned on marketable securities held in Trust Account of $6,682.

For the six months ended June 30, 2021, we had a net loss of $4,010,969, which consists of general and administrative expenses of $423,338, transaction costs incurred in connection with warrant liabilities of $588,646, and change in fair value of warrant liability of $4,169,667 offset by change in fair value of derivative asset - FPA of $878,000, the initial classification of derivative asset – FPA of $286,000, and interest earned on marketable securities held in Trust Account of $6,682.

Liquidity and Capital Resources

On March 25, 2021, we consummated the Initial Public Offering of 30,000,000 units (the “Units”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $300,000,000 (see Note 3). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,500,000. On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option, an additional 4,500,000 Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000.

For the six months ended June 30, 2021, cash used in operating activities was $1,420,863. Net loss of $3,508,469 was affected by the change in the fair value of warrant liability of $3,667,167, interest earned on marketable securities held in Trust Account of $6,682, change in fair value of derivative asset - FPA of $878,000, transaction costs incurred in connection with the Initial Public Offering of $588,646, and the initial classification of derivative asset – FPA of $286,000. Changes in operating assets and liabilities used $997,525 of cash for operating activities.

As of June 30, 2021, the investments held in the Trust Account consisted of cash of $1,122 and $345,005,560 in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $964,678 We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant and FPA Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for the warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants and FPA as liabilities at their fair value and adjust the warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the FPA, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option from the Initial Public Offering, an additional 600,000 Private Placement Warrants were sold to the Sponsor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

Date: August 12, 2021	By:	/s/ Mitchell H. Green
	Name:	Mitchell H. Green
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Nimay Mehta
	Name:	Nimay Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)