Form 10-Q
period 2021-09-30
Lead Edge Growth Opportunities, Ltd
filed 2021-11-12
CIK 1834628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, 9,581,964 units, 24,918,036 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$813,867	$—
Prepaid expenses	667,373	—
Total Current Assets	1,481,240	—

Deferred offering costs	—	94,000
Cash and investments held in Trust Account	345,033,134	—
TOTAL ASSETS	$346,514,374	$94,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$204,010	$—
Accrued offering costs	65,256	74,000
Total Current Liabilities	269,266	74,000

Warrant liabilities	10,424,167	—
Derivative Liability – Forward Purchase Agreement	85,000	—
Deferred underwriting fee payable	12,075,000	—
Total Liabilities	22,853,433	74,000

Commitments

Class A ordinary shares, $0.0001 par value, 34,500,000 and -0- shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 35,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,339,922)	(5,000)
Total Shareholders’ (Deficit) Equity	(21,339,059)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$346,514,374	$94,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

General and administrative expenses	$257,041	$680,379
Loss from operations	(257,041)	(680,379)

Other income:
Change in fair value of Derivative Liability – Forward Purchase Agreement	(1,249,000)	(371,000)
Initial classification of Derivative Liability – Forward Purchase Agreement	—	286,000
Transaction costs incurred in connection with warrant liabilities	—	(588,646)
Change in fair value of warrant liabilities	13,700,334	9,530,667
Interest earned on investments held in Trust Account	26,452	33,134
Total other income, net	12,477,786	8,890,155

Net income	$12,220,745	$8,209,776

Weighted average shares outstanding of Class A ordinary shares	34,500,000	23,594,891
Basic and diluted income per share, Class A ordinary shares	$0.28	$0.26

Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,190,222
Basic and diluted net income per share, Class B ordinary shares	$0.28	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

REVISED

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000

Cash received in excess of fair value of private warrants	—	—	906,666	—	906,666

Accretion for Class A ordinary shares to redemption amount	—	—	(930,803)	(25,658,198)	(26,589,001)

Net loss	—	—	—	(509,878)	(509,878)

Balance – March 31, 2021 (unaudited)	8,625,000	$863	$—	$(26,173,076)	$(26,172,213)

Cash received in excess of fair value of private warrants	—	—	96,000	—	96,000

Accretion for Class A ordinary shares to redemption amount	—	—	(96,000)	(3,886,500)	(3,982,500)

Net loss	—	—	—	(3,501,091)	(3,501,091)

Balance – June 30, 2021 (unaudited)	8,625,000	$863	$—	$(33,560,667)	$(33,559,804)

Net income	—	—	—	12,220,745	12,220,745

Balance – September 30, 2021 (unaudited)	8,625,000	$863	$—	$(21,339,922)	$(21,339,059)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,209,776
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,530,667)
Interest earned on Investments held in Trust Account	(33,134)
Change in fair value of Derivative Liability – Forward Purchase Agreement	371,000
Initial classification of Derivative Liability – Forward Purchase Agreement	(286,000)
Transaction costs incurred in connection with warrant liabilities	588,646
Changes in operating assets and liabilities:
Prepaid expenses	(667,373)
Accrued expenses	204,010
Net cash used in operating activities	(1,143,742)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	9,400,000
Proceeds from promissory note – related party	87,500
Repayment of promissory note – related party	(182,390)
Payment of offering costs	(447,501)
Net cash provided by financing activities	346,957,609

Net Change in Cash	813,867
Cash – Beginning of period	—
Cash – End of period	$813,867

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$65,256
Offering costs paid through promissory note	$94,890
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 22, 2021. On March 25, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 4. On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option, an additional 4,500,000 Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 25, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$269,035,016	$30,964,984	$300,000,000
Class A ordinary shares	$310	$(310)	$—
Additional paid-in capital	$5,306,476	$(5,306,476)	$—
Accumulated deficit	$(307,646)	$(25,658,198)	$(25,965,844)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(30,964,984)	$(25,964,981)

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 24, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(11,557,500)
Class A ordinary shares issuance costs	(19,014,001)
Plus:
Accretion of carrying value to redemption value	$30,571,501

Class A ordinary shares subject to possible redemption	$345,000,000

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,891,667 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$9,776,596	$2,444,149	$6,094,324	$2,115,452
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,500	23,594,891	8,190,222

Basic and diluted net income per ordinary share	$0.28	$0.28	$0.26	$0.26

(1)	For the three and nine months ended September 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 10).

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 22, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, secretarial and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred no fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 21,926,003 shares of Class A ordinary shares issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 35,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 13, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

At September 30, 2021, there were 6,266,667 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2021, assets held in the Trust Account were comprised of $288 in cash and $345,032,846 in U.S. Treasury Bills. During the three and nine months ended September 30, 2021, the Company did not withdraw interest income from the Trust Account. There were no amounts held in trust at December 31, 2020.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at September 30, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2021	U.S. Treasury Bill (Matures on 12/23/2021)	1	$345,032,846	$(5,017)	$345,027,829

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Derivative Liability - FPA	3	$85,000	$—

Liabilities:
Warrant Liability – Public Warrants	1	$6,037,500	$—
Warrant Liability – Private Placement Warrants	2	$4,386,667	$—

The Warrants and FPA were accounted for as assets or liabilities in accordance with ASC 815-40 and are presented within Derivative liability-FPA and warrant liabilities on the accompanying September 30, 2021 condensed balance sheet. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the accompanying unaudited condensed statements of operations.

The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. At September 30, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. At September 30, 2021, The FPA liability is classified as Level 3 due to use of unobservable inputs. At September 30, 2021, the Public Warrants are valued using their observable trading price. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 of the fair value hierarchy:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 25, 2021	10,050,000	7,593,334	17,643,334
Change in fair value	—	—	—
Fair value as of March 31,2021	10,050,000	$7,593,334	$17,643,334
Initial Measurement of Over-Allotment	1,507,500	804,000	2,311,500
Change in fair value	2,415,000	1,754,667	4,169,667
Transfer to Level 1	(13,972,500)	—	(13,972,500)
Fair value as of June 30, 2021	$—	$10,152,001	$10,152,001
Change in fair value	—	(5,765,334)	(5,765,334)
Transfer to Level 2	—	(4,386,667)	(4,386,667)
Fair value as of September 30, 2021	$—	$—	$—

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $4,386,667. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $13,972,500.

The following table presents the changes in the fair value of FPA Derivative liability:

FPA Derivative
Fair value as of December 31, 2020	$—
Initial measurement on March 25, 2021	(286,000)
Change in fair value	371,000
Fair Value as of September 30, 2021	$(85,000)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $12,220,745, which consists of change in fair value of warrant liability of $13,700,334 and interest earned on investments held in Trust Account of $26,452, offset by general and administrative expenses of $257,041 and the change in fair value of Derivative liability – FPA of $1,249,000.

For the nine months ended September 30, 2021, we had a net income of $8,209,776, which consists of the initial classification of Derivative liability – FPA of $286,000, the change in fair value of warrant liability of $9,530,667, and the interest earned on investments held in Trust Account of $33,134, offset by general and administrative expenses of $680,379, change in fair value of Derivative liability – FPA of $371,000, and transaction costs incurred in connection with warrant liabilities of $588,646.

Liquidity and Capital Resources

On March 25, 2021, we consummated the Initial Public Offering of 30,000,000 units (the “Units”), including 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $300,000,000 (see Note 4). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,500,000. On April 13, 2021, in connection with the underwriters fully exercising the over-allotment option, an additional 4,500,000 Units were sold at $10.00 per Unit, generating gross proceeds of $45,000,000.

For the nine months ended September 30, 2021, cash used in operating activities was $1,143,742. Net income of $8,209,776 was affected by the change in the fair value of warrant liability of $9,530,667, interest earned on investments held in Trust Account of $33,134, change in fair value of derivative liability - FPA of $371,000, transaction costs incurred in connection with warrant liabilities of $588,646, and the initial classification of derivative liability – FPA of $286,000. Changes in operating assets and liabilities used $463,363 of cash for operating activities.

As of September 30, 2021, the investments held in the Trust Account consisted of cash of $288 and $345,032,846 in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $813,867 We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities and FPA

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for the warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants and FPA as liabilities at their fair value and adjust the warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Reports on Forms 10-Q or Registration Statement on Form S-1, as amended, previously filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

Date: November 12, 2021	By:	/s/ Mitchell H. Green
	Name:	Mitchell H. Green
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Nimay Mehta
	Name:	Nimay Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)