Form 10-Q/A
period 2021-09-30
Lead Edge Growth Opportunities, Ltd
filed 2021-12-20
CIK 1834628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 17, 2021, 9,581,964 units, 24,918,036 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Lead Edge Growth Opportunities, Ltd. (the “Company,” “LEGA,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November , 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q/A, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$813,867	$—
Prepaid expenses	667,373	—
Total Current Assets	1,481,240	—

Deferred offering costs	—	94,000
Cash and investments held in Trust Account	345,033,134	—
TOTAL ASSETS	$346,514,374	$94,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$204,010	$—
Accrued offering costs	65,256	74,000
Total Current Liabilities	269,266	74,000

Warrant liabilities	10,424,167	—
Derivative Liability – Forward Purchase Agreement	85,000	—
Deferred underwriting fee payable	12,075,000	—
Total Liabilities	22,853,433	74,000

Commitments

Class A ordinary shares, $0.0001 par value, 350,000,000 shares authorized; 34,500,000 and -0- shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 35,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,339,922)	(5,000)
Total Shareholders’ (Deficit) Equity	(21,339,059)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$346,514,374	$94,000

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000

Cash received in excess of fair value of private warrants	—	—	906,666	—	906,666

Accretion for Class A ordinary shares to redemption amount	—	—	(930,803)	(25,658,198)	(26,589,001)

Net loss	—	—	—	(509,878)	(509,878)

Balance – March 31, 2021, as restated	8,625,000	$863	$—	$(26,173,076)	$(26,172,213)

Cash received in excess of fair value of private warrants	—	—	96,000	—	96,000

Accretion for Class A ordinary shares to redemption amount	—	—	(96,000)	(3,886,500)	(3,982,500)

Net loss	—	—	—	(3,501,091)	(3,501,091)

Balance – June 30, 2021, as restated	8,625,000	$863	$—	$(33,560,667)	$(33,559,804)

Net income	—	—	—	12,220,745	12,220,745

Balance – September 30, 2021	8,625,000	$863	$—	$(21,339,922)	$(21,339,059)

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly classified its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment during the quarter ended June 30, 2021. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$268,827,780	$31,172,220	$300,000,000
Class A ordinary shares	$312	$(312)	$—
Additional paid-in capital	$5,513,710	$(5,513,710)	$—
Accumulated deficit	$(514,878)	$(25,658,198)	$(26,173,076)
Total shareholders’ equity (deficit)	$5,000,007	$(31,172,220)	$(26,172,213)

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$306,440,190	$38,559,810	$345,000,000
Class A ordinary shares	$386	$(386)	$—
Additional paid-in capital	$9,014,726	$(9,014,726)	$—
Accumulated deficit	$(4,015,969)	$(29,544,698)	$(33,560,667)
Total shareholders’ equity (deficit)	$5,000,006	$(38,559,810)	$(33,559,804)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$269,035,016	$(269,035,016)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(207,236)	$207,236	$—

Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$269,035,010	$(269,035,010)	$—
Change in value of Class A ordinary shares subject to possible redemption	$37,405,180	$(37,405,180)	$—

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A ordinary shares	30,000,000	(27,666,667)	2,333,333
Basic and diluted net loss per common share, Class A ordinary shares	$—	$(0.05)	$(0.05)
Weighted average shares outstanding of Class B ordinary shares	7,500,000	—	7,500,000
Basic and diluted net loss per common share, Class B ordinary shares	$(0.07)	$0.02	$(0.05)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A ordinary shares	33,900,000	—	33,900,000
Basic and diluted net loss per common share, Class A ordinary shares	$—	$(0.08)	$(0.08)
Weighted average shares outstanding of Class B ordinary shares	8,475,000	—	8,475,000
Basic and diluted net loss per common share, Class B ordinary shares	$(0.41)	$0.33	$(0.08)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A ordinary shares	33,581,633	(15,464,966)	18,116,667
Basic and diluted net loss per common share, Class A ordinary shares	$—	$(0.15)	$(0.15)
Weighted average shares outstanding of Class B ordinary shares	8,062,500	(8,333)	8,070,833
Basic and diluted net loss per common share, Class B ordinary shares	$(0.50)	$0.35	$(0.15)

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have identified a material weakness in our internal control over financial  reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial  condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we identified a material weakness in our internal control over financial reporting related to complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Quarterly Report on Form 10-Q/A.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

Date: December 20, 2021	By:	/s/ Mitchell H. Green
	Name:	Mitchell H. Green
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: December 20, 2021	By:	/s/ Nimay Mehta
	Name:	Nimay Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)