Form 10-Q
period 2022-03-31
Lead Edge Growth Opportunities, Ltd
filed 2022-05-16
CIK 1834628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, 9,581,964 units, 24,918,036 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$448,591	$587,328
Prepaid expenses	482,854	533,247
Total Current Assets	931,445	1,120,575

Cash and investments held in Trust Account	345,160,671	345,065,727
TOTAL ASSETS	$346,092,116	$346,186,302

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$159,435	$113,243
Accrued offering costs	12,000	65,256
Advance from related parties	20,698	—
Total Current Liabilities	192,133	178,499

Derivative Liability – Warrants	5,063,167	9,679,584
Derivative Liability – Forward Purchase Agreement	164,000	46,000
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	17,494,300	21,979,083

Commitments and contingencies

Class A ordinary shares, $0.0001 par value, 34,500,000 shares subject to possible redemption at $10.00 per share as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized, no shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 35,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,403,047)	(20,793,644)
Total Shareholders’ Deficit	(16,402,184)	(20,792,781)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$346,092,116	$346,186,302

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

General and administrative expenses	$202,764	$162,232
Loss from operations	(202,764)	(162,232)

Other income (expense):
Change in fair value of Derivative Liability – Forward Purchase Agreement	(118,000)	(45,000)
Initial classification of Derivative Liability – Forward Purchase Agreement	—	286,000
Transaction costs incurred in connection with warrant liabilities	—	(588,646)
Change in fair value of warrant liabilities	4,616,417	—
Interest earned on investments held in Trust Account	94,944	—
Total other income (expense), net	4,593,361	(347,646)

Net income (loss)	$4,390,597	$(509,878)

Weighted average shares outstanding of Class A ordinary shares	34,500,000	2,333,333
Basic and diluted income (loss) per share, Class A ordinary shares	$0.10	$(0.05)

Weighted average shares outstanding of Class B ordinary shares	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	8,625,000	$863	$—	$(20,793,644)	$(20,792,781)

Net income	—	—	—	4,390,597	4,390,597

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(16,403,047)	$(16,402,184)

THREE MONTHS ENDED MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000

Cash received in excess of fair value of private warrants	—	—	906,666	—	906,666

Accretion for Class A ordinary shares to redemption amount	—	—	(930,803)	(25,658,198)	(26,589,001)

Net loss	—	—	—	(509,878)	(509,878)

Balance – March 31, 2021 (unaudited)	8,625,000	$863	$—	$(26,173,076)	$(26,172,213)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,390,597	$(509,878)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	—
Change in fair value of warrant liabilities	(4,616,417)	—
Interest earned on Investments held in Trust Account	(94,944)	—
Change in fair value of Derivative Liability – Forward Purchase Agreement	118,000	45,000
Initial classification of Derivative Liability – Forward Purchase Agreement	—	(286,000)
Transaction costs incurred in connection with warrant liabilities	—	588,646
Changes in operating assets and liabilities:
Prepaid expenses	50,393	—
Accrued expenses	46,192	133,732
Net cash used in operating activities	(106,179)	(28,500)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	8,500,000
Advances from related party	20,698	—
Proceeds from promissory note – related party	—	87,500
Repayment of promissory note – related party	—	(182,390)
Payment of offering costs	(53,256)	(19,569)
Net cash (used in) provided by financing activities	(32,558)	302,385,541

Net Change in Cash	(138,737)	2,357,041
Cash – Beginning of period	587,328	—
Cash – End of period	$448,591	$2,357,041

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$419,188
Offering costs paid through promissory note	$—	94,890
Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a Business Combination.

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

MARCH 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $448,591 in its operating bank accounts and working capital surplus of $739,312. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company intends to complete a Business Combination by March 25, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC’). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. Changes in redemption value are recognized immediately as they occur, and the Company adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(11,557,500)
Class A ordinary shares issuance costs	(19,014,001)
Plus:
Accretion of carrying value to redemption value	$30,571,501

Class A ordinary shares subject to possible redemption	$345,000,000

Warrant and Forward Purchase Agreement (“FPA”) Assets and Liabilities

The Company accounts for the warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants and FPA as assets or liabilities at their fair value and adjust the warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model, and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,891,667 Class A ordinary shares in the aggregate. For the three months ended March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$3,512,478	$878,119	$(120,988)	$(388,890)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,500	2,333,333	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.05)	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Administrative Services Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred no fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 35,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 13, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2022

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

At March 31, 2022 and December 31, 2021, there were 6,266,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022, assets held in the Trust Account were comprised of $284 in cash and $345,160,387 in U.S. Treasury Bills. During the three months ended March 31, 2022, the Company did not withdraw interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $284 in cash and $345,065,443 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw interest income from the Trust Account.

The following table presents information about the Company’s gross holding losses and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
March 31, 2022	U.S. Treasury Bills (Matures on 06/23/2022)	1	$345,160,387	$(282,519)	$344,877,868

December 31, 2021	U.S. Treasury Bills (Matures on 06/23/2022)	1	$345,065,443	$(91,133)	$344,974,310

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Derivative Liability - FPA	3	$164,000	$46,000

Derivative Liability – Public Warrants	1	$2,932,500	$5,606,250
Derivative Liability – Private Placement Warrants	2	$2,130,667	$4,073,334

The Warrants and FPA were accounted for as assets or liabilities in accordance with ASC 815-40 and are presented within Derivative liability-FPA and warrant liabilities on the accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the accompanying unaudited condensed statements of operations.

The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model, and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. At December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. At March 31, 2022 and December 31, 2021, The FPA liability is classified as Level 3 due to use of unobservable inputs. At March 31, 2022 and December 31, 2021, the Public Warrants are valued using their observable trading price. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 of the fair value hierarchy as of March 31, 2022:

	Public	Private Placement	Warrant Liabilities	FPA
Fair value as of December 31, 2020	$—	$—	$—	$—
Initial measurement on March 25, 2021	10,050,000	7,593,334	17,643,334	(286,000)
Initial Measurement of Over-Allotment	1,507,500	804,000	2,311,500	—
Change in fair value	2,415,000	(4,010,667)	(1,595,667)	240,000
Transfer to Level 1	(13,972,500)	—	(13,972,500)	—
Transfer to Level 2	—	(4,386,667)	(4,386,667)	—
Fair value as of December 31, 2021	$—	$—	$—	$(46,000)
Change in fair value	—	—	—	(118,000)
Fair value as of March 31, 2022	$—	$—	$—	$(164,000)

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 of the fair value hierarchy as of March 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 25, 2021	10,050,000	7,593,334	17,643,334
Change in fair value	—	—	—
Fair value as of March 31, 2021	$10,050,000	$7,593,334	$17,643,334

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the period ended march 31, 2022.

The following table presents the change in the fair value of FPA derivative liability as of March 31, 2022:

FPA Derivative
Fair value as of December 31, 2021	$46,000
Change in fair value	118,000
Fair value as of March 31, 2022	$164,000

The following table presents the changes in the fair value of FPA Derivative liability as of March 31, 2021:

FPA Derivative
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	286,000
Change in valuation inputs or other assumptions	(45,000)
Fair value as of March 31, 2021	$241,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $4,390,597, which consists of change in fair value of warrant liability of $4,616,417 and interest earned on investments held in Trust Account of $94,944, offset by general and administrative expenses of $202,764 and the change in fair value of Derivative liability – Forward Purchase Agreement of $118,000.

For the three months ended March 31, 2022, we had a net loss of $509,878, which consists of general and administrative expenses of $162,232, the change in fair value of warrant liability of $45,000, and transaction costs incurred in connection with warrant liabilities of $588,646, offset by initial classification of Derivative liability – Forward Purchase Agreement of $286,000.

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

For the three months ended March 31, 2022, cash used in operating activities was $106,179. Net income of $4,390,597 was affected by the change in the fair value of warrant liability of $4,616,417, interest earned on investments held in Trust Account of $94,944 and change in fair value of derivative liability – Forward Purchase Agreement of $118,000. Changes in operating assets and liabilities provided $96,585 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $28,500. Net loss of $509,878 was affected by change in fair value of derivative liability – Forward Purchase Agreement of $45,000, transaction costs incurred in connection with warrant liabilities of $588,646, and the initial classification of derivative liability – Forward Purchase Agreement of $286,000. Changes in operating assets and liabilities provided $133,732 of cash for operating activities.

As of March 31, 2022, the investments held in the Trust Account consisted of cash of $284 and $344,877,868 in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $448,591 We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company intends to complete a Business Combination by March 25, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 25, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 25, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate (an additional $1,575,000 was deferred when the underwriters’ over-allotment option was exercised in full on April 13, 2021). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. Changes in redemption value are recognized immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Recent Accounting Standards

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20 and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Reports on Forms 10-Q or Annual Report on Form 10-K, previously filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

Date: May 16, 2022	By:	/s/ Mitchell H. Green
	Name:	Mitchell H. Green
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Nimay Mehta
	Name:	Nimay Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)