Form 10-Q
period 2022-06-30
Lead Edge Growth Opportunities, Ltd
filed 2022-08-11
CIK 1834628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, 2,720,646 units, 31,779,354 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$182,460	$587,328
Prepaid expenses	344,379	533,247
Total Current Assets	526,839	1,120,575

Cash and investments held in Trust Account	345,356,590	345,065,727
TOTAL ASSETS	$345,883,429	$346,186,302

LIABILITIES, Class A Ordinary Shares Subject to Possible Redemption, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$56,859	$113,243
Accrued offering costs	—	65,256
Advance from related party	20,698	—
Total Current Liabilities	77,557	178,499

Derivative Liability – Forward Purchase Agreement	221,000	46,000
Derivative Liability – Warrants	2,978,333	9,679,584
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	15,351,890	21,979,083

Commitments and contingencies

Class A ordinary shares, $0.0001 par value, 34,500,000 shares subject to possible redemption at $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively.	345,356,590	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized, no shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 35,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,825,914)	(20,793,644)
Total Shareholders’ Deficit	(14,825,051)	(20,792,781)
TOTAL LIABILITIES, Class A Ordinary Shares Subject to Possible Redemption, AND SHAREHOLDERS’ DEFICIT	$345,883,429	$346,186,302

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$290,030	$261,106	$492,794	$423,338
Loss from operations	(290,030)	(261,106)	(492,794)	(423,338)

Other income (expense):
Change in fair value of Derivative Liability – Forward Purchase Agreement	(57,000)	923,000	(175,000)	878,000
Initial classification of Derivative Liability – Forward Purchase Agreement	—	—	—	286,000
Transaction costs incurred in connection with Derivative Liability - Warrants	—	—	—	(588,646)
Change in fair value of warrant liabilities	2,084,834	(4,169,667)	6,701,251	(4,169,667)
Interest earned on investments held in Trust Account	195,919	6,682	290,863	6,682
Total other income (expense), net	2,223,753	(3,239,985)	6,817,114	(3,587,631)

Net income (loss)	$1,933,723	$(3,501,091)	$6,324,320	$(4,010,969)

Weighted average shares outstanding of Class A ordinary shares	34,500,000	33,900,000	34,500,000	18,116,667
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.08)	$0.15	$(0.15)

Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,475,000	8,625,000	8,070,833
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.08)	$0.15	$(0.15)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	8,625,000	$863	$—	$(20,793,644)	$(20,792,781)

Net income	—	—	—	4,390,597	4,390,597

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(16,403,047)	$(16,402,184)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(356,590)	(356,590)

Net income	—	—	—	1,933,723	1,933,723

Balance – June 30, 2022 (unaudited)	8,625,000	$863	$—	$(14,825,914)	$(14,825,051)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000

Cash received in excess of fair value of private warrants	—	—	906,666	—	906,666

Accretion for Class A ordinary shares to redemption amount	—	—	(930,803)	(25,658,198)	(26,589,001)

Net loss	—	—	—	(509,878)	(509,878)

Balance – March 31, 2021 (unaudited)	8,625,000	$863	$—	$(26,173,076)	$(26,172,213)

Cash received in excess of fair value of private warrants	—	—	96,000	—	96,000

Accretion for Class A ordinary shares to redemption amount	—	—	(96,000)	(3,886,500)	(3,982,500)

Net loss	—	—	—	(3,501,091)	(3,501,091)

Balance – June 30, 2021 (unaudited)	8,625,000	$863	$—	$(33,560,667)	$(33,559,804)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,324,320	$(4,010,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,701,251)	4,169,667
Interest earned on Investments held in Trust Account	(290,863)	(6,682)
Change in fair value of Derivative Liability – Forward Purchase Agreement	175,000	(878,000)
Initial classification of Derivative Liability – Forward Purchase Agreement	—	(286,000)
Transaction costs incurred in connection with Derivative Liability - Warrants	—	588,646
Changes in operating assets and liabilities:
Prepaid expenses	188,868	(797,298)
Accounts payable and accrued expenses	(56,384)	227,705
Net cash used in operating activities	(360,310)	(992,931)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Advance from related party	20,698	—
Proceeds from promissory note – related party	—	87,500
Repayment of promissory note – related party	—	(182,390)
Payment of offering costs	(65,256)	(447,501)
Net cash (used in) provided by financing activities	(44,558)	346,957,609

Net Change in Cash	(404,868)	964,678
Cash – Beginning of period	587,328	—
Cash – End of period	$182,460	$964,678

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$65,256
Offering costs paid through promissory note	$—	94,890
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on March 25, 2021 and the exercise of the over-allotment on April 13, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, which invest only in direct U.S. government treasury obligations, meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) the distribution of the Trust Account, as described below.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $182,460 in its operating bank accounts and working capital surplus of $449,282. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or March 25, 2023, the expected liquidation date of the Company if it does not complete a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and forward purchase agreements. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Changes in redemption value are recognized immediately as they occur, and the Company adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(11,557,500)
Class A ordinary shares issuance costs	(19,014,001)
Plus:
Accretion of carrying value to redemption amount	30,571,501
Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption amount	356,590
Class A ordinary shares subject to possible redemption, June 30, 2022	$345,356,590

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,891,667 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,546,978	$386,745	$(2,800,873)	(700,218)	$5,059,456	$1,264,864	$(2,774,812)	$(1,236,157)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	33,900,000	8,475,000	34,500,000	8,625,000	18,116,667	8,070,833
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.08)	(0.08)	$0.15	$0.15	$(0.15)	$(0.15)

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, other than warrant liabilities and FPA liability (see Note 9).

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

JUNE 30, 2022

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

Administrative Services Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company incurred no fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Advance from Related Party

During the period ended June 30, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advance from related party. The advances are non-interest bearing and are payable on demand. At June, 2022 the Company had advances owed to the Sponsor in the amount of $20,698. At December 31, 2021, there were no advances owed to the Sponsor.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 35,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 13, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, there were 6,266,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2022, assets held in the Trust Account were comprised of $257 in cash and $345,356,333 in U.S. Treasury Bills. During the three and six months ended June 30, 2022, the Company did not withdraw interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $284 in cash and $345,065,443 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw interest income from the Trust Account.

The following table presents information about the Company’s gross holding losses and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
June 30, 2022	U.S. Treasury Bills (Matures on 09/22/2022)	1	$345,356,333	$8,935	$345,365,268

December 31, 2021	U.S. Treasury Bills (Matures on 06/23/2022)	1	$345,065,443	$(91,133)	$344,974,310

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Liabilities:
Derivative Liability – FPA	3	$221,000	$46,000

Derivative Liability – Public Warrants	1	$1,725,000	$5,606,250
Derivative Liability – Private Placement Warrants	2	$1,253,333	$4,073,334

The Warrants and FPA are accounted for as assets or liabilities in accordance with ASC 815-40 and are presented within Derivative liability-FPA and warrant liabilities on the accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the accompanying unaudited condensed statements of operations.

The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model, and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. At December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. At June 30, 2022 and December 31, 2021, the FPA liability is classified as Level 3 due to use of unobservable inputs. At June 30, 2022 and December 31, 2021, the Public Warrants are valued using their observable trading price. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 of the fair value hierarchy for the three and six months ended June 30, 2021:

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the period ended June 30, 2022.

The following table presents the change in the fair value of FPA derivative liability for the three and six months ended June 30, 2022:

FPA Derivative
Fair value as of December 31, 2021	$46,000
Change in fair value	118,000
Fair value as of March 31, 2022	$164,000
Change in fair value	57,000
Fair value as of June 30, 2022	$221,000

The following table presents the changes in the fair value of FPA Derivative liability for the three and six months ended June 30, 2021:

FPA Derivative
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	286,000
Change in fair value	(45,000)
Fair Value as of March 31, 2021	241,000
Change in fair value	923,000
Fair value as of June 30, 2021	$1,164,000

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,933,723, which consists of change in fair value of warrant liability of $2,084,834 and interest earned on investments held in Trust Account of $195,919, offset by general and administrative expenses of $290,030 and the change in fair value of Derivative liability – Forward Purchase Agreement of $57,000.

For the six months ended June 30, 2022, we had a net income of $6,324,320, which consists of change in fair value of warrant liability of $6,701,251 and interest earned on investments held in Trust Account of $290,863, offset by general and administrative expenses of $492,794 and the change in fair value of Derivative liability – Forward Purchase Agreement of $175,000.

For the three months ended June 30, 2021, we had a net loss of $3,501,091, which consists of general and administrative expenses of $261,106, and the change in fair value of warrant liability of $4,169,667, offset by change in fair value of Derivative liability – Forward Purchase Agreement of $923,000 and interest earned on investments held in Trust Account of $6,682.

For the six months ended June 30, 2021, we had a net loss of $4,010,969, which consists of general and administrative expenses of $423,338, the change in fair value of warrant liability of $4,169,667, and transaction costs incurred in connection with warrant liabilities of $588,646, offset by initial classification of Derivative liability – Forward Purchase Agreement of $286,000, change in fair value of Derivative liability – Forward Purchase Agreement of $878,000 and interest earned on investments held in Trust Account of $6,682.

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

For the six months ended June 30, 2022, cash used in operating activities was $360,310. Net income of $6,324,320 was affected by the change in fair value of warrant liability of $6,701,251, interest earned on investments held in Trust Account of $290,863, and the change in fair value of Derivative liability – Forward Purchase Agreement of $175,000. Changes in operating assets and liabilities provided $132,484 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $992,931. Net loss of $4,010,969 was affected by the change in fair value of warrant liability of $4,169,667, transaction costs incurred in connection with warrant liabilities of $588,646, initial classification of Derivative liability – Forward Purchase Agreement of $286,000, change in fair value of Derivative liability – Forward Purchase Agreement of $878,000 and interest earned on investments held in Trust Account of $6,682. Changes in operating assets and liabilities used $569,593 of cash for operating activities.

As of June 30, 2022, the investments held in the Trust Account consisted of cash of $257 in cash and $345,356,333 in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $182,460. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or March 25, 2023, the expected liquidation date of the Company if it does not complete a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

Date: August 11, 2022	By:	/s/ Mitchell H. Green
	Name:	Mitchell H. Green
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Nimay Mehta
	Name:	Nimay Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)