Form 10-Q
period 2022-09-30
Lead Edge Growth Opportunities, Ltd
filed 2022-11-10
CIK 1834628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 9, 2022, 2,625,717 units, 31,874,283 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$110,544	$587,328
Prepaid expenses	210,487	533,247
Total Current Assets	321,031	1,120,575

Cash and investments held in Trust Account	346,644,257	345,065,727
TOTAL ASSETS	$346,965,288	$346,186,302

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$82,776	$113,243
Accrued offering costs	—	65,256
Advance from related party	20,698	—
Total Current Liabilities	103,474	178,499

Derivative Liability – Forward Purchase Agreement	96,000	46,000
Derivative Liability – Warrants	857,500	9,679,584
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	13,131,974	21,979,083

Commitments and contingencies

Class A ordinary shares, $0.0001 par value, 34,500,000 shares subject to possible redemption at $10.05 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively.	346,644,257	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 350,000,000 shares authorized, no shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 35,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(12,811,806)	(20,793,644)
Total Shareholders’ Deficit	(12,810,943)	(20,792,781)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$346,965,288	$346,186,302

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$231,724	$257,041	$724,518	$680,379
Loss from operations	(231,724)	(257,041)	(724,518)	(680,379)

Other income (expense):
Change in fair value of Derivative Liability – Forward Purchase Agreement	125,000	(1,249,000)	(50,000)	(371,000)
Initial classification of Derivative Liability – Forward Purchase Agreement	—	—	—	286,000
Transaction costs incurred in connection with Derivative Liability - Warrants	—	—	—	(588,646)
Change in fair value of Derivative Liability - Warrants	2,120,833	13,700,334	8,822,084	9,530,667
Interest earned on investments held in Trust Account	1,287,666	26,452	1,578,529	33,134
Total other income (expense), net	3,533,499	12,477,786	10,350,613	8,890,155

Net income	$3,301,775	$12,220,745	$9,626,095	$8,209,776

Weighted average shares outstanding of Class A ordinary shares	34,500,000	34,500,000	34,500,000	23,594,891
Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.28	$0.22	$0.26

Weighted average shares outstanding of Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,190,222
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.28	$0.22	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	8,625,000	$863	$—	$(20,793,644)	$(20,792,781)
Net income	—	—	—	4,390,597	4,390,597
Balance – March 31, 2022	8,625,000	863	—	(16,403,047)	(16,402,184)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(356,590)	(356,590)
Net income	—	—	—	1,933,723	1,933,723
Balance – June 30, 2022	8,625,000	863	—	(14,825,914)	(14,825,051)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,287,667)	(1,287,667)
Net income	—	—	—	3,301,775	3,301,775
Balance – September 30, 2022	8,625,000	$863	$—	$(12,811,806)	$(12,810,943)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash received in excess of fair value of private warrants	—	—	906,666	—	906,666
Accretion for Class A ordinary shares to redemption amount	—	—	(930,803)	(25,658,198)	(26,589,001)
Net loss	—	—	—	(509,878)	(509,878)
Balance – March 31, 2021	8,625,000	863	—	(26,173,076)	(26,172,213)
Cash received in excess of fair value of private warrants	—	—	96,000	—	96,000
Accretion for Class A ordinary shares to redemption amount	—	—	(96,000)	(3,886,500)	(3,982,500)
Net loss	—	—	—	(3,501,091)	(3,501,091)
Balance – June 30, 2021	8,625,000	863	—	(33,560,667)	(33,559,804)
Net income	—	—	—	12,220,745	12,220,745
Balance – September 30, 2021	8,625,000	$863	$—	$(21,339,922)	$(21,339,059)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,626,095	$8,209,776
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of Derivative Liability - Warrants	(8,822,084)	(9,530,667)
Interest earned on Investments held in Trust Account	(1,578,529)	(33,134)
Change in fair value of Derivative Liability – Forward Purchase Agreement	50,000	371,000
Initial classification of Derivative Liability – Forward Purchase Agreement	—	(286,000)
Transaction costs incurred in connection with Derivative Liability – Warrants	—	588,646
Changes in operating assets and liabilities:
Prepaid expenses	322,760	(667,373)
Accounts payable and accrued expenses	(30,468)	204,010
Net cash used in operating activities	(432,226)	(1,143,742)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Advance from related party	20,698	—
Proceeds from promissory note – related party	—	87,500
Repayment of promissory note – related party	—	(182,390)
Payment of offering costs	(65,256)	(447,501)
Net cash (used in) provided by financing activities	(44,558)	346,957,609

Net Change in Cash	(476,784)	813,867
Cash – Beginning of period	587,328	—
Cash – End of period	$110,544	$813,867

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$65,256
Offering costs paid through promissory note	$—	$94,890
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 16, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $110,544 in its operating bank accounts and working capital surplus of $217,557. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(11,557,500)
Class A ordinary shares issuance costs	(19,014,001)
Plus:
Accretion of carrying value to redemption amount	30,571,501
Class A ordinary shares subject to possible redemption, December 31, 2021	345,000,000
Plus:
Accretion of carrying value to redemption amount	1,644,257
Class A ordinary shares subject to possible redemption, September 30, 2022	$346,644,257

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,891,667 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,641,420	$660,355	$9,776,596	2,444,149	$7,700,876	$1,925,219	$6,094,324	$2,115,452
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	23,594,891	8,190,222
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.28	0.28	$0.22	$0.22	$0.26	$0.26

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Administrative Services Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021, the Company incurred no fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Advance from Related Party

During the period ended September 30, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheet as advance from related party. The advances are non-interest bearing and are payable on demand. At September 30, 2022 the Company had advances owed to the Sponsor in the amount of $20,698. At December 31, 2021, there were no advances owed to the Sponsor.

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue 350,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 35,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Class B ordinary shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on April 13, 2021; thus, these 1,125,000 Founder Shares are no longer subject to forfeiture.

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

NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 6,266,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $0 in cash and $346,644,257 in in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2022, the Company did not withdraw interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $284 in cash and $345,065,443 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw interest income from the Trust Account.

The following table presents information about the Company’s gross holding losses and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2021	U.S. Treasury Bills (Matured on 06/23/2022)	1	$345,065,443	$(91,133)	$344,974,310

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments – U.S Treasury Securities Money Market Fund	1	$346,644,257	-

Liabilities:
Derivative Liability – FPA	3	$96,000	$46,000

Derivative Liability – Public Warrants	1	$517,500	$5,606,250
Derivative Liability – Private Placement Warrants	2	$340,000	$4,073,334

The Warrants and FPA are accounted for as assets or liabilities in accordance with ASC 815-40 and are presented within Derivative liability-FPA and warrant liabilities on the accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the accompanying unaudited condensed statements of operations.

The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using a binomial lattice model, and the FPA liability is valued based on the value of the ordinary shares and warrants as compared to the purchase price adjusted for the probability of a Business Combination. At December 31, 2021, the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market. At September 30, 2022 and December 31, 2021, the FPA liability is classified as Level 3 due to use of unobservable inputs. At September 30, 2022 and December 31, 2021, the Public Warrants are valued using their observable trading price. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 25, 2021	10,050,000	7,593,334	17,643,334
Change in fair value	—	—	—
Fair value as of March 31,2021	10,050,000	7,593,334	17,643,334
Initial Measurement of Over-Allotment	804,000	1,507,500	2,311,500
Change in fair value	(701,999)	4,871,666	4,169,667
Transfer to Level 1	—	(13,972,500)	(13,972,500)
Fair value as of June 30, 2021	10,152,001	—	10,152,001
Change in fair value	(5,765,334)	—	(5,765,334)
Transfer to Level 2	(4,386,667)	—	(4,386,667)
Fair value as of September 30, 2021	$—	$—	$—

LEAD EDGE GROWTH OPPORTUNITIES, LTD

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the period ended September 30, 2022.

The following table presents the change in the fair value of FPA derivative liability for the three and nine months ended September 30, 2022:

FPA Derivative
Fair value as of December 31, 2021	$46,000
Change in fair value	118,000
Fair value as of March 31, 2022	164,000
Change in fair value	57,000
Fair value as of June 30, 2022	221,000
Change in fair value	(125,000)
Fair value as of September 30, 2022	$96,000

The following table presents the changes in the fair value of FPA Derivative liability for the three and nine months ended September 30, 2021:

FPA Derivative
Fair value as of January 1, 2021	$—
Initial measurement on March 25, 2021	286,000
Change in fair value	(45,000)
Fair Value as of March 31, 2021	241,000
Change in fair value	923,000
Fair value as of June 30, 2021	1,164,000
Change in fair value	(1,079,000)
Fair value as of September 30, 2021	$85,000

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 16, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $3,301,775, which consists of the change in fair value of Derivative liability – Forward Purchase Agreement of $125,000, change in fair value of warrant liabilities of $2,120,833 and interest earned on investments held in Trust Account of $1,287,666, offset by general and administrative expenses of $231,724.

For the nine months ended September 30, 2022, we had a net income of $9,626,095, which consists of change in fair value of warrant liabilities of $8,822,084 and interest earned on investments held in Trust Account of $1,578,529, offset by general and administrative expenses of $724,518 and the change in fair value of Derivative liability – Forward Purchase Agreement of $50,000.

For the three months ended September 30, 2021, we had a net income of $12,220,745, which consists of change in fair value of warrant liabilities of $13,700,334 and interest earned on investments held in Trust Account of $26,452, offset by general and administrative expenses of $257,041 and the change in fair value of Derivative liability – FPA of $1,249,000.

For the nine months ended September 30, 2021, we had a net income of $8,209,776, which consists of the initial classification of Derivative liability – FPA of $286,000, the change in fair value of warrant liabilities of $9,530,667, and the interest earned on investments held in Trust Account of $33,134, offset by general and administrative expenses of $680,379, change in fair value of Derivative liability – FPA of $371,000, and transaction costs incurred in connection with warrant liabilities of $588,646.

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

For the nine months ended September 30, 2022, cash used in operating activities was $432,226. Net income of $9,626,095 was affected by the change in fair value of warrant liability of $8,822,084, interest earned on investments held in Trust Account of $1,578,529, and the change in fair value of Derivative liability – Forward Purchase Agreement of $50,000. Changes in operating assets and liabilities provided $292,292 of cash for operating activities.

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

As of September 30, 2022, the investments held in the Trust Account consisted of cash of $0 in cash and $346,644,257 in money market funds which are invested primarily in U.S. Treasury Securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $110,544. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

How are the Funds in the Trust Account Currently Being Held?

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

LEAD EDGE GROWTH OPPORTUNITIES, LTD

Date: November 10, 2022	By:	/s/ Mitchell H. Green
	Name:	Mitchell H. Green
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Nimay Mehta
	Name:	Nimay Mehta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)